Form 10-K
Sequoia Mortgage Trust 2011-1
filed 2012-03-29
CIK 1510079

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2011

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-159791-03

      Sequoia Mortgage Trust 2011-1
      (exact name of issuing entity as specified in its charter)

      Sequoia Residential Funding, Inc.
      (exact name of the depositor as specified in its charter)

      RWT Holdings, Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                38-3832478
  (State or other jurisdiction of         38-3832479
  incorporation or organization)          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

On December 23, 2009, the Federal Home Loan Bank of Seattle (the "FHLB-Seattle" filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., the depositor, Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the "FHLB-Seattle Defendants"). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, "RMBS") issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys' fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle's complaint. Redwood Trust, Inc. and the depositor additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants' offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and the depositor's motion to dismiss for lack of personal jurisdiction. Redwood Trust, Inc. and the depositor do not know whether the FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction. Redwood Trust, Inc. and the depositor believe that this claim is without merit and intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle's claim, Redwood Trust, Inc., the sponsor, and the depositor agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle's claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood Trust, Inc., the sponsor, and the depositor could incur a loss as a result of these indemnities.

On August 18, 2010, the depositor received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation ("Schwab"). In the complaint, Schwab is suing the depositor and 26 other named Defendants (collectively, the "Schwab Defendants") in relation to RMBS sold or issued by the Schwab Defendants. With respect to the depositor, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys' fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. Schwab must file the amended complaint on or before February 17, 2012. The depositor believes that this case is without merit and intends to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab's claim, Redwood Trust, Inc., the sponsor, and the depositor agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood Trust, Inc., the sponsor, and the depositor could incur a loss as a result of these indemnities

On July 12, 2010, two notices of "Election to Void Sale of Securities" pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago ("FHLB-Chicago"). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which the depositor was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against the depositor and more than 45 other named defendants (collectively, the "FHLB-Chicago Defendants") in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and the sponsor. With respect to Redwood Trust, Inc. and the depositor, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. ?78A-8(2) & ?78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys' fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. Redwood Trust, Inc. and the depositor believe that this case is without merit, and intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago's claim, Redwood Trust, Inc., the sponsor, and the depositor agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood Trust, Inc., the sponsor, and the depositor could incur a loss as a result of these indemnities.

The business of the sponsor, the depositor, the seller and their affiliates has included, and continues to include, activities relating to the acquisition and securitization of residential mortgage loans. In addition, the business of the sponsor has, in the past, included activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of their involvement in the securitization and CDO businesses, the sponsor, the depositor, the seller and their affiliates could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and could also become the subject of governmental investigations, enforcement actions, or lawsuits and governmental authorities could allege that these entities violated applicable law or regulation in the conduct of their business.

In fact, the sponsor and its affiliates have received, and responded to, information requests and subpoenas from two governmental authorities (one by the SEC relating to the sponsor?s CDO business and one by the National Credit Union Administration relating to a residential mortgage securitization conducted by the sponsor and the depositor). It is possible that the sponsor, the depositor, the seller or their affiliates might not be successful in defending or responding to any litigation, governmental investigation or related action and any losses incurred as a result of the resolution of any such action or investigation could have a material adverse effect on the sponsor, the depositor, the seller or their affiliates. In any case, regardless of the merits of any allegation or legal action that may be brought against the sponsor, the depositor, the seller or their affiliates, or of their success in defending against such allegations or legal actions, the costs of defending against any such allegation or legal action may be significant or material and could have a material adverse effect on the sponsor, the depositor, the seller or their affiliates.

The following is a governmental investigation of a servicer and originator.

A subsidiary of PHH Corporation, namely PHH Mortgage Corporation, originated mortgage loans and services mortgage loans held by the Sequoia Mortgage Trust that is the issuing entity. In January 2012, PHH Corporation reported that the Consumer Financial Protection Bureau (the "CFPB") notified PHH Corporation that the CFPB had opened an investigation to determine whether mortgage insurance premium ceding practices to its captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB and requested certain related documents and information for review. In January 2012, PHH Corporation also reported that (i) PHH Corporation has provided reinsurance services in exchange for the premiums ceded, and believes that it has complied with the Real Estate Settlement Procedures Act and other laws, (ii) it has not provided reinsurance on loans originated after 2009, and (iii) there can be no assurance whether or not this investigation will result in the imposition of any penalties and fines against PHH Corporation or its subsidiaries.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The seller and sponsor and the depositor are both wholly-owned subsidiaries of Redwood Trust, Inc. Citigroup Global Markets Inc., an underwriter, is an affiliate of CitiMortgage, Inc., the originator and servicer of the mortgage loans.

There is not currently, and there was not during the past two years, any material business relationship, agreement, arrangement, transaction or understanding that is or was entered into outside the ordinary course of business or is or was on terms other than would be obtained in an arm's length transaction with an unrelated third party, between (a) any of the seller, the sponsor, the depositor and the issuing entity on the one hand and
(b) any of the servicer, the custodian, the trustee or the originator of the mortgage loans on the other hand.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The following material instance of non-compliance has been disclosed by PHH
Mortgage:
Standard                Description

1122(d)(4)(vii)         During the year ended December 31, 2011, it was
                        determined certain foreclosure proceedings were not concluded in accordance with the published Fannie
                        Mae foreclosure timelines, although the Asserting Party maintains documentation that delays beyond the published Fannie Mae foreclosure timelines were for reasons and circumstances outside the control of the Asserting Party as allowed by Fannie Mae Servicing
                        Guide Announcement SVC-2010-12.

The following material instance of non-compliance has been disclosed by Wells Fargo, National Association:

Material Instances of Noncompliance by the Company

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2011 and for the Period, disclosed that material noncompliance occurred with servicing criteria 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as fol1ows:

* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements

Management's Discussion on Material Instances of Noncompliance by the Company

Disclosure: During the Period, (i) certain amounts allocated and remitted to investors were not calculated in accordance with the terms specified in the transaction agreements, and (ii) certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements with respect to waterfall calculations and/or reporting disclosures. As part of its assessment of compliance with the Applicable Servicing Criteria, Management identified that in certain instances the material noncompliance reported in Schedule A hereto was attributable to errors in the models impacting payments to investors and reporting disclosures, including those for a subset of RMBS transactions in the Platform that contain multi-group features, herein referred to as "Subject Transactions". As Management has determined the modeling errors for Subject Transactions to be the most significant issue resulting in material instances of noncompliance, Management's analysis of this issue's impact on the Platform for the Period is described below in the "Scope".

Scope: Management reviewed all of the distributions to investors during the Period for the Subject Transactions and all of the models used to prepare reports to investors for the Subject Transactions and determined that (i) the total dollar amount of payment errors in excess of $5,000 for any particular distribution during the Period when aggregating the payment errors for each affected CUSIP, herein referred to as "Disclosed Errors", for the Subject Transactions represented approximately one one-thousandth of one percent
(.001%) of the total dollar amount allocated and remitted to investors in all transactions across the Platform during the Period, (ii) the tranches with payment errors above $200 for the Subject Transactions with Disclosed Errors comprised less than one-tenth of one percent (0.1%) of the number of tranches in the Platform as of December 31, 2011, (iii) there were 17 Subject Transactions with Disclosed Errors comprising less than one percent (1%) of the total number of transactions in the Platform as of December 31, 2011, and (iv) 340 of the Subject Transactions, including those transactions with Disclosed Errors, required model revisions.

Remediation: For each of the instances of material noncompliance identified by Management, including Subject Transactions, adjustments have been made to the waterfall models, as applicable so that the models, in all material respects, are expected to prepare the investor reports in accordance with the terms specified in the transaction agreements. Revisions also have been made so that the investor reports associated with the instances of material noncompliance are expected to provide information that is, in all material respects, calculated in accordance with the terms specified in the transaction agreements.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 First Republic Bank as Servicer
    33.2 PHH Mortgage Corporation as Servicer
    33.3 Wells Fargo Bank, N.A. as Paying Agent
    33.4 Wells Fargo Bank, N.A. as Custodian
    33.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 First Republic Bank as Servicer
    34.2 PHH Mortgage Corporation as Servicer
    34.3 Wells Fargo Bank, N.A. as Paying Agent
    34.4 Wells Fargo Bank, N.A. as Custodian
    34.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 First Republic Bank as Servicer
    35.2 PHH Mortgage Corporation as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Sequoia Residential Funding, Inc.
   (Depositor)


   /s/ John Isbrandtsen
   John Isbrandtsen, Chairman of the Board and Chief Executive Officer (senior officer in charge of securitization of the depositor)


    Date:   March 5, 2012



  Exhibit Index

  Exhibit No.


   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 First Republic Bank as Servicer
    33.2 PHH Mortgage Corporation as Servicer
    33.3 Wells Fargo Bank, N.A. as Paying Agent
    33.4 Wells Fargo Bank, N.A. as Custodian
    33.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 First Republic Bank as Servicer
    34.2 PHH Mortgage Corporation as Servicer
    34.3 Wells Fargo Bank, N.A. as Paying Agent
    34.4 Wells Fargo Bank, N.A. as Custodian
    34.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 First Republic Bank as Servicer
    35.2 PHH Mortgage Corporation as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
